Form 10-K
period 2021-03-31
Nissan Auto Receivables 2018-C Owner Trust
filed 2021-06-29
CIK 1759384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-208544-09

(Commission file number of Issuing Entity)

NISSAN AUTO RECEIVABLES 2018-C OWNER TRUST

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001759384

333-208544

(Commission file number of Depositor)

NISSAN AUTO RECEIVABLES COMPANY II LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0001129068

NISSAN MOTOR ACCEPTANCE COMPANY LLC

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item	1B. Unresolved Staff Comments.

Nothing to report.

Item	4. Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. [Reserved]

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation of Nissan Auto Receivables Corporation II (“NARC II”) (incorporated by reference to Exhibit 3.1 of Form SF-3, dated December 14, 2015, and filed by NARC II, as depositor (the “Depositor”) with the SEC on December 14, 2015, File No. 333-208544)

3.2	Bylaws of NARC II (incorporated by reference to Exhibit 3.2 of Form SF-3, dated December 14, 2015, and filed by the Depositor with the SEC on December 14, 2015, File No. 333-208544)

4.1	Indenture, dated as of December 12, 2018, by and between the Issuing Entity and U.S. Bank National Association, as indenture trustee (the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.1	Purchase Agreement, dated as of December 12, 2018, by and between NARC II, as purchaser, and Nissan Motor Acceptance Corporation (“NMAC”), as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.2	Sale and Servicing Agreement, dated as of December 12, 2018, by and among the Issuing Entity, NARC II, as seller, NMAC, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.3	Administration Agreement, dated as of December 12, 2018, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 10.3 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.4	Asset Representations Review Agreement, dated as of December 12, 2018, by and among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.4 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.5	Amended and Restated Trust Agreement, dated as of December 12, 2018, by and between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c)	Not applicable.

Item 16.	Form 10-K Summary.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE

WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b)	of Regulation AB. Significant Obligors of Pool Assets.

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

Item 1122 of Regulation AB. Compliance with applicable Servicing Criteria.

Nissan Motor Acceptance Company LLC (the “Servicer”) and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which Attestation Reports are also attached as exhibits to this Form 10-K. None of the Assessment Reports or the related Attestation Reports has identified any material instance of noncompliance with the servicing criteria applicable to the Servicing Parties.

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

NISSAN AUTO RECEIVABLES 2018-C OWNER TRUST

By:	Nissan Motor Acceptance Company LLC, Servicer

	By:	/s/ Kevin J. Cullum
Kevin J. Cullum
President and Chief Executive Officer
(senior officer in charge of servicing
function)

Date: June 29, 2021

S-1