Form 10-K
period 2022-03-31
Nissan Auto Receivables 2018-C Owner Trust
filed 2022-06-29
CIK 1759384

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

NISSAN AUTO RECEIVABLES COMPANY LLC II

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

Registrant has no common equity outstanding held by non-affiliates.

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

Item	1B. Unresolved Staff Comments.

Nothing to report.

Item 4.	Mine Safety Disclosures.

Nothing to report.

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. [Reserved]

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

Nothing to report.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Nothing to report.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	The exhibits filed in response to Item 601 of Regulation S-K.

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.

3.1	Certificate of Conversion to Limited Liability Company of Nissan Auto Receivables Company II LLC (“NARC II LLC”) (incorporated by reference to Exhibit 3.1 of Form 8-K, dated April 7, 2021, and filed by NARC II LLC with the Securities and Exchange Commission (the “SEC”) on April 7, 2021, File No. 333-208544-09)

3.2	Certificate of Formation of NARC II LLC (incorporated by reference to Exhibit 3.2 of Form 8-K, dated April 7, 2021, and filed by NARC II LLC with the SEC on April 7, 2021, File No. 333-208544-09)

3.3	Limited Liability Company Agreement of NARC II LLC, dated as of April 1, 2021, entered into by Nissan Motor Acceptance Company LLC (“NMAC LLC”), as the sole equity member, and Kevin P. Burns and Cheryl A. Lawrence, as independent managers (incorporated by reference to Exhibit 3.3 of Form 8-K, dated April 7, 2021, File No. 333-208544-09)

4.1	Indenture, dated as of December 12, 2018, by and between the Issuing Entity and U.S. Bank Trust Company, National Association (successor to U.S. Bank National Association, as indenture trustee, the “Indenture Trustee”) (incorporated by reference to Exhibit 4.1 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

4.2	Amendment to Sale and Servicing Agreements, dated April 1, 2021, between NARC II LLC and NMAC LLC (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 7, 2021, File No. 333-208544-09)

10.1	Purchase Agreement, dated as of December 12, 2018, by and between NARC II, as purchaser, and NMAC LLC (successor by conversion to Nissan Motor Acceptance Corporation, “NMAC”), as seller (incorporated by reference to Exhibit 10.1 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.2	Sale and Servicing Agreement, dated as of December 12, 2018, by and among the Issuing Entity, NARC II, as seller, NMAC, as servicer, and the Indenture Trustee (incorporated by reference to Exhibit 10.2 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.3	Administration Agreement, dated as of December 12, 2018, by and among the Issuing Entity, NMAC, as administrator, the Indenture Trustee and Wilmington Trust, National Association, as owner trustee (the “Owner Trustee”) (incorporated by reference to Exhibit 10.3 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.4	Asset Representations Review Agreement, dated as of December 12, 2018, by and among the Issuing Entity, NMAC, as sponsor and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (incorporated by reference to Exhibit 10.4 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

10.5	Amended and Restated Trust Agreement, dated as of December 12, 2018, by and between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated December 13, 2018, File No. 333-208544-09)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)

33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Company LLC

33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Company LLC

(c) Not applicable.

Item 16.	Form 10-K Summary.

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

Date:    June 29, 2022

S-7